Form 10-K
period 2001-03-16
NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
filed 2001-06-26
CIK 1117961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

For the period April 20, 2000 (date of formation) through March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________________

Commission file number 333-82763

Nissan Auto Receivables Corporation
on behalf of Nissan Auto Receivables 2000-B Owner Trust
(Exact name of registrant as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California 90502
(Address of principal executive offices)

(310) 719-8013
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.) $ 0

This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation ("NARC"), on behalf of the Nissan Auto Receivables 2000-B Owner Trust (the "Trust"), a Delaware business trust formed pursuant to a trust agreement, dated as of April 20, 2000, between NARC, as Seller (the "Seller"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Reference is further made to the Indenture, dated as of June 21, 2000, among the Trust, as issuer, and Norwest Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee", together with the Owner Trustee, the "Trustees"), providing for the issuance by the Trust of notes entitled "Nissan Auto Receivables 2000-B Owner Trust 6.83125% Asset Backed Notes, Class A-1" (the "Class A-1 Notes"), "Nissan Auto Receivables 2000-B Owner Trust 7.15000% Asset Backed Notes, Class A-2" (the "Class A-2 Notes"), "Nissan Auto Receivables 2000-B Owner Trust 7.25000% Asset Backed Notes, Class A-3" (the "Class A-3 Notes") and "Nissan Auto Receivables 2000-B Owner Trust 7.27000% Asset Backed Notes, Class A-4" (the "Class A-4 Notes", together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

PART I
Item 2.	PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period from June 21, 2000 through March 31, 2001:

Distributions Allocable to Principal	$264,287,000
Distributions Allocable to Income	$44,520,000
Amounts Received from the Yield Supplement Account Distributed as Income	$2,417,000
Servicing Fees Paid to Servicer (NMAC)	$7,032,000
Class A-1 Notes Percentage of Servicing Fees	12.72%
Class A-2 Notes Percentage of Servicing Fees	33.85%
Class A-3 Notes Percentage of Servicing Fees	34.13%
Class A-4 Notes Percentage of Servicing Fees	9.60%
Certificates Percentage of Servicing Fees	9.70%
Net Losses	$1,209,000
Principal Recoveries of Defaulted Receivables	$984,000
Average Rate and Percentages for the period from June 21, 2000 through March 31, 2001:
Average Net Loss Ratio (including repossessions)	0.18%

	Number of Delinquency Ratios	Dollar Amount Contracts
31-60 Days Delinquent	0.33%	0.35%
61-90 Days Delinquent	0.04%	0.05%
91 Days or More Delinquent	0.01%	0.01%

Item 3.	LEGAL PROCEEDINGS.
Not applicable
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All Notes issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Notes as of March 31, 2001, was 58.

There is no established public trading market for the Notes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The audited financial statements of the Trust and the related notes are included herein on pages F-1 to F-10.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable

PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
	(a)	List of documents filed as part of the Annual Report:
		1.	Index to Financial Statements:	Page Number
			Cover Page	F-1
			Independent Auditors' Report	F-2
			Balance Sheet as of March 31, 2001	F-3
			Statement of Income for the period April 20, 2000 (date of formation) through March 31, 2001	F-4
			Statement of Changes in Net Assets Held in Trust for the period April 20, 2000 (date of formation) through March 31, 2001	F-5
			Statement of Cash Flows for the period April 20, 2000 (date of formation) through March 31, 2001	F-6
			Notes to Financial Statements	F-7
		2.	Financial Statement Schedules:
Not applicable.
		3.	Exhibits:
Officer's Certificate, dated as of March 31, 2001
The Registrant has also included herein the annualized financial information set forth in Item 2.
	(b)	Reports on Form 8-K:

The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to certificateholders on July 21, 2000 for the month ended June 30, 2000, on August 29, 2000 for the month ended July 31, 2000, on September 29, 2000 for the month ended August 31, 2000, on October 27, 2000 for the month ended September 30, 2000, on November 28, 2000 for the month ended October 31, 2000, on December 22, 2000 for the month ended November 30, 2000, on January 29, 2001 for the month ended December 31, 2000, on February 16, 2001 for the month ended January 31, 2001, on March 26, 2001 for the month ended February 28, 2001, and on April 27, 2001 for the month ended March 31, 2001. Included in each such Form 8-K report, as Exhibit 99.1, was the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2001

NISSAN AUTO RECEIVABLES CORPORATION
By:	/s/ Joji Tagawa
Name:	Joji Tagawa
Title:	Treasurer

EXHIBIT INDEX
Exhibit No.	Description	Sequentially Numbered Page
99.1	Officer's Certificate, dated as of March 31, 2001	7

NISSAN MOTOR ACCEPTANCE CORPORATION

OFFICER'S CERTIFICATE

The undersigned, Joji Tagawa, Treasurer of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

(1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period June 21, 2000 through March 31, 2001, and of its performance pursuant to that certain Sale and Servicing Agreement, dated as of June 21, 2000 (the "Agreement"), by and among the Company, Nissan Auto Receivables Corporation, as Seller, and Nissan Auto Receivables 2000-B Owner Trust, as Issuer, to be conducted under his supervision; and

(2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period June 21, 2000 through March 31, 2001.

This Officer's Certificate is being furnished to Wilmington Trust Company, as Owner Trustee, Norwest Bank Minnesota, National Association, as Indenture Trustee, Standard & Poor's Ratings Services and Moody's Investors Service, Inc., as required by Section 4.09(a) of the Agreement.

IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 2001.

By:	/s/ Joji Tagawa
Name:	Joji Tagawa
Title:	Treasurer

NISSAN AUTO RECEIVABLES
2000-B OWNER TRUST

Financial Statements as of
March 31, 2001, and
for the Period April 20, 2000
(date of formation) through March 31, 2001

INDEPENDENT AUDITORS' REPORT

Nissan Auto Receivables 2000-B Owner Trust:

We have audited the accompanying balance sheet of Nissan Auto Receivables 2000-B Owner Trust (the "Trust") as of March 31, 2001, and the related statements of income, changes in net assets held in trust, and cash flows for the period April 20, 2000 (date of formation) through March 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nissan Auto Receivables 2000-B Owner Trust as of March 31, 2001, and the results of its operations and its cash flows for the period April 20, 2000 (date of formation) through March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 24, 2001

NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
BALANCE SHEET
March 31, 2001
(Dollars in Thousands)
ASSETS:
Cash and cash equivalents in collection account (Note 2)	$ 31,837
Finance receivables (Notes 2, 4, 6 and 8)	697,080
Collections receivable from Servicer (Note 2)	735
Receivable from yield supplement account (Note 5)	3,166

TOTAL ASSETS	$ 732,818

LIABILITIES:
Servicing fee payable (Notes 2 and 3)	$ 605
Distributions payable - Class A-2 (Notes 3 and 4)	31,086
Distributions payable - Class A-3 (Notes 3 and 4)	1,740
Distributions payable - Class A-4 (Notes 3 and 4)	491
Excess amounts payable to Seller (Notes 3 and 4)	1,709
Reimbursement of advance (Note 3)	107
Total liabilities	35,738

NET ASSETS HELD IN TRUST:
Asset backed notes, Class A-2 (Notes 3, 4 and 6)	246,254
Asset backed notes, Class A-3 (Notes 3, 4 and 6)	288,000
Asset backed notes, Class A-4 (Notes 3, 4 and 6)	81,000
Asset backed certificates, Certificates (Notes 3, 4 and 6)	81,826
Total net assets held in trust	697,080

TOTAL LIABILITIES AND NET ASSETS HELD IN TRUST	$ 732,818

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
STATEMENT OF INCOME
Period April 20, 2000 (date of formation) through March 31, 2001
(Dollars in Thousands)
INCOME:
Interest income on finance receivables (Notes 2 and 4)	$ 66,848
Interest income from yield supplement account (Note 5)	2,417
Total income	69,265

EXPENSES:

Servicing fee (Notes 2 and 4)	7,032
Reimbursement of advance (Note 2)	418
Excess amounts allocated to reimburse principal losses (Note 3)	1,209
Excess amounts paid to Seller (Notes 3 and 4)	16,086
Total expense	24,745

NET INCOME	$ 44,520

See accompanying notes to financial statements

NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
STATEMENT OF CHANGES IN NET ASSETS HELD IN TRUST
Period April 20, 2000 (date of formation) through March 31, 2001
(Dollars in Thousands)
	Class A-1	Class A-2	Class A-3	Class A-4	Certificates	Total
Issuance of asset backed securities (Note 1)	$ 225,000	$ 286,750	$ 288,000	$ 81,000	$ 81,826	$ 962,576
Net income	5,981	16,678	17,052	4,809		44,520
Interest distributions (Notes 3 and 4)	(5,981)	(16,678)	(17,052)	(4,809)		(44,520)
Principal distributions (Notes 3 and 4)	(225,000)	(40,496)				(265,496)

Net assets held in Trust at March 31, 2001	$ 0	$ 246,254	$ 288,000	$ 81,000	$ 81,826	$ 697,080

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
STATEMENT OF CASH FLOWS
Period April 20, 2000 (date of formation) through March 31, 2001
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 44,520
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in collections receivable from Servicer	(735)
Increase in receivable from yield supplement account	(3,166)
Increase in servicing fee payable	605
Increase in payable to Seller	1,709
Increase in reimbursement of advance	107

Net cash provided by operating activities	43,040

CASH PROVIDED BY INVESTING ACTIVITIES -
Principal payments received from finance receivables	265,496

CASH FLOWS FROM FINANCING ACTIVITIES:
Trust distributions:
Class A-1 noteholders	(230,981)
Class A-2 noteholders	(26,088)
Class A-3 noteholders	(15,312)
Class A-4 noteholders	(4,318)

Net cash used in financing activities	(276,699)

CASH AND CASH EQUIVALENTS AT MARCH 31, 2001	$ 31,837

Supplemental disclosure of cash flow information -
Non-cash investing activities:
Purchase of finance receivables in exchange for asset backed certificates	$ 962,576

See accompanying notes to financial statements.

NISSAN AUTO RECEIVABLES 2000-B OWNER TRUST
NOTES TO FINANCIAL STATEMENTS
PERIOD APRIL 20, 2000 (DATE OF FORMATION) THROUGH MARCH 31, 2001

1.	GENERAL INFORMATION

The Nissan Auto Receivable 2000-B Owner Trust (the "Trust"), a Delaware business trust, was created pursuant to that certain Trust Agreement, dated as of April 20, 2000, as amended by the Amended and Restated Trust Agreement, dated as of June 21, 2000, by and between Nissan Auto Receivables Corporation ("NARC"), as depositor, and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust, NARC, as seller (the "Seller"), and Nissan Motor Acceptance Corporation ("NMAC" or the "Servicer"), as servicer, entered into a Sale and Servicing Agreement, dated as of June 21, 2000 (the "Sale and Servicing Agreement"), pursuant to which motor vehicle retail installment sales contracts (the "Receivables") and related property were transferred to the Trust. Also on June 21, 2000, the Trust caused the issuance, pursuant to an Indenture, dated as of June 21, 2000 (the "Indenture"), by and between the Trust, as issuer, and Norwest Bank Minnesota, National Association, as indenture trustee, and pursuant to the Sale and Servicing Agreement, of the Notes, issued in the following classes: Class A-1, Class A-2, Class A-3 and Class A-4 (collectively, the "Notes"). The Notes with an aggregate principal balance of $880,750,000 were sold to J.P. Morgan Securities Inc., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Salomon Smith Barney Inc. as underwriters (the "Underwriters"), pursuant to an Underwriting Agreement, dated June 15, 2000 (the "Underwriting Agreement"), by and among NARC, NMAC and J.P. Morgan Securities Inc., on behalf of itself and as representative of the Underwriters. The Notes have been registered pursuant to the Securities Act of 1933, as amended, under a Registration Statement on Form S-3. The Certificates with an aggregate principal balance of $81,826,000 were retained by NARC.

The parent of the Seller, NMAC, services the Receivables pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Company retains physical possession of the documents relating to the Receivables as custodian for the Trust. The Trust has no employees.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements have been prepared on an accrual basis of accounting. The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Trust considers investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents in the collection account as of March 31, 2001 amounted to $31,837,000, which represents payments received by the Servicer during March 2001.

Finance Receivables - Interest income on the Receivables is calculated using the simple interest method and is recorded as earned. The finance receivables had a weighted average coupon rate of 5.06% and a weighted average maturity of 40 months at March 31, 2001.

Collections receivable from Servicer - Collections receivable from the Servicer amounted to $735,000 and are substantially comprised of collections received by the Servicer from the Receivables on March 30, 2001 and deposited in a collection account on April 2, 2001.

Servicing Fee - The servicing fee is calculated as one-twelfth of 1% of the beginning balance of finance receivables and is recorded on a monthly basis. The amount of servicing fee for the period ended March 31, 2001 amounted to $7,032,000, of which $605,000 is included in servicing fee payable at March 31, 2001.

Advance - The Servicer is required to advance payment amounts that are delinquent but deemed collectible.

3.	PRIORITIES OF DISTRIBUTIONS
The total collections received by the Trust are distributed in the following priority:

  Unpaid Advance reimbursement
  Servicing fee to Seller
  Class A-1 interest
  Class A-2 interest
  Class A-3 interest
  Class A-4 interest
  Class A-1 principal (all principal until paid in full, then Class A-2)
  Class A-2 principal (all principal until paid in full, then Class A-3)
  Class A-3 principal (all principal until paid in full, then Class A-4)
  Class A-4 principal (all principal until paid in full, then Certificate Class)
  Reserve account
  Certificate Class principal
  Excess amounts to Seller

If losses are greater than the excess amounts to Seller, the principal shortfall is carried over to future periods and is reduced by excess collections from future periods, if any.
4.	PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) is passed through on each distribution date, commencing July 17, 2000. Principal consists of payments on the Receivables that are allocable to the repayment of the amount financed. Interest is passed through to noteholders on each distribution date, as defined in the Agreement, commencing July 17, 2000, at a rate of 6.83125% per annum for Class A-1, at a rate of 7.15000% for Class A-2, at a rate of 7.25000% per annum for Class A-3 and at a rate of 7.27000% per annum for Class A-4. Excess amounts, if any, which are the difference between the yield of the finance receivables and the sum of the servicing fee, note rates, principal payments, and losses, are distributed to the Seller in accordance with the terms of the Sale and Servicing Agreement.

 The "as-of" date of the finance receivables was May 31, 2000. Principal payments passed through on July 17, 2000 included principal payments for the period June 1, 2000 to June 30, 2000. Interest collected for the period prior to June 1, 2000 was distributed to the Seller.

 Payments to the Servicer, Class A noteholders and the Seller for the period ended March 31, 2001 are summarized as follows (dollars in thousands):

	Servicing fee	Interest at pass-through Rate	Principal Payments Received	Excess amounts allocated to reimburse principal losses	Excess amounts distributed
Servicer
Distributed	$ 6,427
Distribution to be paid	605
Class A-1 noteholders
Distributed		$ 5,981	$ 223,825	$ 1,175
Distribution to be paid		0	0	0
Class A-2 noteholders
Distributed		15,035	11,052	0
Distribution to be paid		1,643	29,410	34
Class A-3 noteholders
Distributed		15,312
Distribution to be paid		1,740
Class A-4 noteholders
Distributed		4,318
Distribution to be paid		491
Seller
Excess amounts paid to Seller					$ 14,378
Excess amounts to be paid to Seller					1,708
Total amounts distributed
And to be paid	$ 7,032	$ 44,520	$ 264,287	$ 1,209	$ 16,086

5.	YIELD SUPPLEMENT ACCOUNT

The Sale and Servicing Agreement requires the Owner Trustee to set up a Yield Supplement Account ("YSA Account"), which is a separate trust account for the benefit of all Class A noteholders. This account is used to adjust the yield to the Trust for all Receivables purchased by the Trust with a yield less than the A-4 rate of 7.270%, plus the 1% Servicing Rate (the "Required Rate"). Amounts in the YSA Account, which are released to the Trust on a monthly basis, are calculated as one-twelfth times the difference between the yield of the Receivables and the Required Rate. The amount in the YSA Account at March 31, 2001 was $40,310,000, which included $3,166,000 which is payable to the Trust. The total amount of interest received from the YSA Account amounted to $2,417,000 for the period ended March 31, 2001. Such account is held by the Seller as a restricted cash balance.

In addition, on each distribution date, the servicer deposited into the yield supplement account cash received by the seller as base compensation for its servicing of certain other receivables (which are not the property of the trust). The total of such deposits was $4,834,000.

6.	CREDIT ENHANCEMENT

 To protect all Class A noteholders, the Sales and Servicing Agreement requires the Seller to set up a reserve account, which is a separate trust account for the benefit of the Class A noteholders. The initial deposit required and made by the Seller amounted to $7,219,000. Additionally, if certain loss and/or delinquency ratios rise above set limits, the Seller is required to deposit in the reserve account all amounts otherwise distributable to the Seller, until the reserve account reaches the level specified in the Sales and Servicing Agreement. The required amount at March 31, 2001 was $7,219,000. The reserve account amounted to $7,219,000 at March 31, 2001. Such reserve account is held by the Seller as a restricted cash balance.

The Seller will receive no distributions while the loss and/or delinquency ratios continue to be above the set limits for three consecutive months and until the reserve account reaches the level specified.

 Management believes that future receipts of excess servicing amounts will be adequate to repay all amounts due, as such, no allowance for bad debts has been established.

7.	FEDERAL INCOME TAXES

The Trust is classified as an owner trust, and therefore is not taxable as a corporation for federal income tax purposes. Each noteholder is treated as the owner of a pro rata undivided interest in each of the Receivables in the Trust.

8.	ESTIMATED FAIR VALUE OF FINANCE RECEIVABLES

 The estimated fair value of the finance receivables was $670,985,000 at March 31, 2001. Cash and cash equivalents in collection account, collections receivable from Servicer, receivable from yield supplement account, and all payables approximate fair value due to the short-term maturities of these instruments. The fair value of the finance receivables was estimated by discounting the future cash flows using current market discount rates, historical prepayment and credit loss history.

************